Form 10-K
WELLS FARGO COMMERCIAL MORTGAGE TRUST 2015-P2
filed 2016-03-25
CIK 1659329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of the issuing entity:333-206677-01

Central Index Key Number of the issuing entity:0001659329

Wells Fargo Commercial Mortgage Trust 2015-P2

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001634437

Macquarie US Trading LLC

(exact name of the sponsor as specified in its charter)

d/b/a Principal Commercial Capital

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541001

Citigroup Global Markets Realty Corp.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001238163

Société Générale

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3984627 38-3984628 38-7143660 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / /                                                                                                                                                          Accelerated filer / /

Non-accelerated filer /X/ (Do not check if a smaller reporting company)                                                                                Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Empire Mall Mortgage Loan and the Heritage Industrial Portfolio Mortgage Loan, which constituted approximately 7.5% and 4.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Empire Mall Mortgage Loan which is an asset of the issuing entity and four other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Heritage Industrial Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Empire Mall Mortgage Loan and Heritage Industrial Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of each of these loan combinations.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Harvey Building Products Portfolio Mortgage Loan, which constituted approximately 3.3% of the asset pool of the issuing entity as of its cut-off date.  The Harvey Building Products Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Harvey Building Products Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2015-LC23 Mortgage Trust transaction, Commission File Number 333-193376-25 (the “COMM 2015-LC23 Transaction”). This loan combination, including the Harvey Building Products Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2015-LC23 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the COMM 2015-LC23 Transaction, is also the primary servicer of this loan combination.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2015-LC23 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan, which constituted approximately 5.0%, 3.8% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan or the JW Marriott Santa Monica Le Merigot Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Citigroup Commercial Mortgage Trust 2015-GC35 transaction, Commission File Number 333-189017-12 (the “CGCMT 2015-GC35 Transaction”). These loan combinations, including the Harbor Pointe Apartments Mortgage Loan, Anchorage Marriott Downtown Mortgage Loan and JW Marriott Santa Monica Le Merigot Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association, as the master servicer under the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction, is also the primary servicer of these loan combinations.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and certificate administrator of the Harvey Building Products Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement and the Harvey Building Products Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

C-III Asset Management LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan. As a result, C-III Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by C-III Asset Management LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Citibank, N.A. is the certificate administrator of the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan. As a result, Citibank, N.A. is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index.

Deutsche Bank Trust Company Americas is the custodian of the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan.  As a result, Deutsche Bank Trust Company Americas is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Deutsche Bank Trust Company Americas in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan, the Harvey Building Products Portfolio Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the Harvey Building Products Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the COMM 2015-LC23 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the Harvey Building Products Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Deutsche Bank Trust Company Americas acts as trustee of the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer of the Pooling and Servicing Agreement and the primary servicer of the Harvey Building Products Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii).  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee and custodian, and Citibank, N.A., as certificate administrator:

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”)  in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction.  Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”).  The claims in the IKB Action appear to be substantively similar to the SDNY Action.  The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts.  DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the pooling and servicing agreement for the CGCMT 2015-GC35 transaction.

On June 18, 2014, a civil action was filed against Citibank, N.A. (“Citibank”) in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. That case, involving the three remaining trusts, is pending.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act.  Citibank filed a motion to dismiss this case on February 26, 2016.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank is jointly briefing a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are all in front of Judge Carter.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the pooling and servicing agreement for the CGCMT 2015-GC35 transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on December 23, 2015 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Harvey Building Products Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2015-LC23 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2015-LC23 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2015-LC23 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Harbor Pointe Apartments Mortgage Loan, Anchorage Marriott Downtown Mortgage Loan and JW Marriott Santa Monica Le Merigot Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2015-GC35 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of December 1, 2015, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 6, 2016 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of November 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 15, 2016 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of December 1, 2015, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Deutsche Bank Trust Company Americas, as Trustee, and Citibank, N.A., as Certificate Administrator (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.4 Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.5 Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.6 Co-Lender Agreement, dated as of November 17, 2015, by and between Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-1 Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2A Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2B Holder, and Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.7 Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.8 Co-Lender Agreement, dated as of December 23, 2015, by and between Société Générale, as Initial Note A-1 Holder, Société Générale, as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder, Société Générale, as Initial Note A-4 Holder, Société Générale, as Initial Note A-5 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.9 Co-Lender Agreement, dated as of December 14, 2015, by and between Macquarie US Trading LLC d/b/a Principal Commercial Capital, as Initial Note A-1 Holder, Macquarie US Trading LLC d/b/a Principal Commercial Capital, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 C-III Asset Management LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Principal Global Investors, LLC, as Primary Servicer
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.1)
33.10 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.2)
33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Empire Mall Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Custodian of the Empire Mall Mortgage Loan (see Exhibit 33.4)
33.13 Pentalpha Surveillance LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 33.5)
33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.6)
33.15 National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.7)
33.16 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.1)
33.17 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.2)
33.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.4)
33.20 Pentalpha Surveillance LLC, as Operating Advisor of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.5)
33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.6)
33.22 National Tax Search, LLC, as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.7)
33.23 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.1)
33.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.4)
33.26 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan
33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.6)
33.28 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.7)
33.29 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
33.30 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 33.2)
33.31 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
33.32 Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan
33.33 Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 33.26)
33.34 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.29)
33.35 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.2)
33.36 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.31)
33.37 Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.32)
33.38 Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.26)
33.39 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.29)
33.40 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.2)
33.41 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.31)
33.42 Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.32)
33.43 Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.26)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 C-III Asset Management LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Principal Global Investors, LLC, as Primary Servicer
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.1)
34.10 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.2)
34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Empire Mall Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Custodian of the Empire Mall Mortgage Loan (see Exhibit 34.4)
34.13 Pentalpha Surveillance LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 34.5)
34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.6)
34.15 National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.7)
34.16 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.1)
34.17 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.2)
34.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.4)
34.20 Pentalpha Surveillance LLC, as Operating Advisor of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.5)
34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.6)
34.22 National Tax Search, LLC, as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.7)
34.23 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.1)
34.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.4)
34.26 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan
34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.6)
34.28 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.7)
34.29 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
34.30 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 34.2)
34.31 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
34.32 Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan
34.33 Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 34.26)
34.34 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.29)
34.35 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.2)
34.36 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.31)
34.37 Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.32)
34.38 Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.26)
34.39 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.29)
34.40 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.2)
34.41 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.31)
34.42 Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.32)
34.43 Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.26)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 C-III Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Principal Global Investors, LLC, as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 35.1)
35.6 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Empire Mall Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.1)
35.9 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan
35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
35.14 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan
35.15 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
35.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.13)
35.17 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.14)
35.18 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.15)
35.19 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.13)
35.20 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.14)
35.21 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.15)

99.1 Mortgage Loan Purchase Agreement, dated as of December 8, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 8, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Macquarie US Trading LLC d/b/a Principal Commercial Capital (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 8, 2015, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP, and Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 8, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Citigroup Global Markets Realty Corp (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of December 8, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Société Générale (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein)

99.6 Sub-Servicing Agreement, dated as of December 1, 2015, between Wells Fargo Bank, National Association, as Master Servicer and Principal Global Investors, LLC, as Sub-Servicer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on January 6, 2016 under Commission File No. 333-206677-01 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.

(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 25, 2016

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of December 1, 2015, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 6, 2016 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of November 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 15, 2016 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of December 1, 2015, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Deutsche Bank Trust Company Americas, as Trustee, and Citibank, N.A., as Certificate Administrator (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.4 Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.5 Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.6 Co-Lender Agreement, dated as of November 17, 2015, by and between Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-1 Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2A Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2B Holder, and Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.7 Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.8 Co-Lender Agreement, dated as of December 23, 2015, by and between Société Générale, as Initial Note A-1 Holder, Société Générale, as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder, Société Générale, as Initial Note A-4 Holder, Société Générale, as Initial Note A-5 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.9 Co-Lender Agreement, dated as of December 14, 2015, by and between Macquarie US Trading LLC d/b/a Principal Commercial Capital, as Initial Note A-1 Holder, Macquarie US Trading LLC d/b/a Principal Commercial Capital, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 C-III Asset Management LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Principal Global Investors, LLC, as Primary Servicer
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.1)
33.10 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.2)
33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Empire Mall Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Custodian of the Empire Mall Mortgage Loan (see Exhibit 33.4)
33.13 Pentalpha Surveillance LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 33.5)
33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.6)
33.15 National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.7)
33.16 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.1)
33.17 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.2)
33.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.3)
33.19 Wells Fargo Bank, National Association, as Custodian of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.4)
33.20 Pentalpha Surveillance LLC, as Operating Advisor of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.5)
33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.6)
33.22 National Tax Search, LLC, as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.7)
33.23 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.1)
33.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.4)
33.26 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan
33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.6)
33.28 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.7)
33.29 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
33.30 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 33.2)
33.31 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
33.32 Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan
33.33 Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 33.26)
33.34 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.29)
33.35 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.2)
33.36 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.31)
33.37 Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.32)
33.38 Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.26)
33.39 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.29)
33.40 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.2)
33.41 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.31)
33.42 Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.32)
33.43 Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.26)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 C-III Asset Management LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Principal Global Investors, LLC, as Primary Servicer
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.1)
34.10 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.2)
34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Empire Mall Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Custodian of the Empire Mall Mortgage Loan (see Exhibit 34.4)
34.13 Pentalpha Surveillance LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 34.5)
34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.6)
34.15 National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.7)
34.16 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.1)
34.17 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.2)
34.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.3)
34.19 Wells Fargo Bank, National Association, as Custodian of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.4)
34.20 Pentalpha Surveillance LLC, as Operating Advisor of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.5)
34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.6)
34.22 National Tax Search, LLC, as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.7)
34.23 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.1)
34.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.4)
34.26 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan
34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.6)
34.28 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.7)
34.29 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
34.30 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 34.2)
34.31 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
34.32 Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan
34.33 Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 34.26)
34.34 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.29)
34.35 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.2)
34.36 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.31)
34.37 Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.32)
34.38 Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.26)
34.39 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.29)
34.40 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.2)
34.41 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.31)
34.42 Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.32)
34.43 Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.26)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 C-III Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Principal Global Investors, LLC, as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 35.1)
35.6 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Empire Mall Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.1)
35.9 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan
35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
35.14 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan
35.15 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
35.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.13)
35.17 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.14)
35.18 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.15)
35.19 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.13)
35.20 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.14)
35.21 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.15)

99.1 Mortgage Loan Purchase Agreement, dated as of December 8, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 8, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Macquarie US Trading LLC d/b/a Principal Commercial Capital (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 8, 2015, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP, and Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 8, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Citigroup Global Markets Realty Corp (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of December 8, 2015, between Wells Fargo Commercial Mortgage Securities, Inc. and Société Générale (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein)

99.6 Sub-Servicing Agreement, dated as of December 1, 2015, between Wells Fargo Bank, National Association, as Master Servicer and Principal Global Investors, LLC, as Sub-Servicer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on January 6, 2016 under Commission File No. 333-206677-01 and incorporated by reference herein)