Form 10-K
period 2016-12-31
WELLS FARGO COMMERCIAL MORTGAGE TRUST 2015-P2
filed 2017-03-24
CIK 1659329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206677-01

Central Index Key Number of the issuing entity: 0001659329

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Heritage Industrial Portfolio Mortgage Loan, which constituted approximately 4.1% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Heritage Industrial Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Heritage Industrial Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Harvey Building Products Portfolio Mortgage Loan, which constituted approximately 3.3% of the asset pool of the issuing entity as of its cut-off date.  The Harvey Building Products Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Harvey Building Products Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2015-LC23 Mortgage Trust transaction, Commission File Number 333-193376-25 (the “COMM 2015-LC23 Transaction”). This loan combination, including the Harvey Building Products Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2015-LC23 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2015-LC23 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2015-LC23 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan, which constituted approximately 5.0%, 3.8% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan or the JW Marriott Santa Monica Le Merigot Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Citigroup Commercial Mortgage Trust 2015-GC35 transaction, Commission File Number 333-189017-12 (the “CGCMT 2015-GC35 Transaction”). These loan combinations, including the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Empire Mall Mortgage Loan, which constituted approximately 7.5% of the asset pool of the issuing entity as of its cut-off date.  The Empire Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Empire Mall Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Empire Mall Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Empire Mall loan combination in the Citigroup Commercial Mortgage Trust 2016-P3 transaction, Commission File Number 333-207132-02 (the “CGCMT 2016-P3 Transaction”).  After the closing of the CGCMT 2016-P3 Transaction on April 13, 2016, this loan combination, including the Empire Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CGCMT 2016-P3 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the CGCMT 2016-P3 Transaction, is also the primary servicer of this loan combination.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2016-P3 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the Harvey Building Products Portfolio Mortgage Loan and the primary servicer of the Empire Mall Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

C-III Asset Management LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan, the JW Marriott Santa Monica Le Merigot Mortgage Loan and the Empire Mall Mortgage Loan. As a result, C-III Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by C-III Asset Management LLC in the capacities described above are listed in the Exhibit Index.

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

Citibank, N.A. is the certificate administrator of the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan, the JW Marriott Santa Monica Le Merigot Mortgage Loan and the Empire Mall Mortgage Loan,. As a result, Citibank, N.A. is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan, the Harvey Building Products Portfolio Mortgage Loan, the JW Marriott Santa Monica Le Merigot Mortgage Loan and the Empire Mall Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Harvey Building Products Portfolio Mortgage Loan and the Empire Mall Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the CGCMT 2016-P3 Transaction and the pooling and servicing agreement for the COMM 2015-LC23 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Harvey Building Products Portfolio Mortgage Loan and the Empire Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Deutsche Bank Trust Company Americas acts as trustee of the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Principal Global Investors, LLC is the primary servicer)  and the primary servicer of the Harvey Building Products Portfolio Mortgage Loan and the Empire Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the Harvey Building Products Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Harvey Building Products Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of LNR Partners, LLC as special servicer of the Harvey Building Products Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to C-III Asset Management LLC as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, Citibank, N.A. as certificate administrator and custodian, and Deutsche Bank Trust Company Americas as trustee and custodian:

On May 12, 2016, certain holders of certificates issued by Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Series 2007-C5 Trust (the “2007-C5 Trust“) filed suit in the Supreme Court of the State of New York, County of New York derivatively for the 2007-C5 Trust (M.H. Davidson & Co, et. al. against C-III Asset Management, LLC (“C-III AM”), Supreme Court of New York County of New York Index No. 652571/2016) alleging, among other things, that C-III AM as special servicer for the 2007-C5 Trust breached its duties to the 2007-C5 Trust by undervaluing a mortgage loan which was purchased by the third party directing certificateholder for the 2007-C5 Trust pursuant to the governing pooling and servicing agreement. The plaintiffs have alleged damages in an amount no less than $25,000,000.  On July 1, 2016, C-III AM filed a motion to dismiss.  A hearing on the motion was held on March 6, 2017, and is pending a ruling.  There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on C-III AM. However, C-III AM believes that it performed its obligations under the related pooling and servicing agreement in good faith, and that its actions were proper.  C-III AM believes the plaintiffs’ claims are unfounded and intends to vigorously defend itself and contest the claims.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Citibank, N.A. (“Citibank”) is acting as certificate administrator and custodian of the CGCMT 2015-GC35 and CGCMT 2016-P3 CMBS transactions.  In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Citibank’s motion to dismiss was fully briefed as of April 15, 2016.  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. We await a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016.  On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On October 25, 2016, the court granted leave for defendants to file an opposition brief.  Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as certificate administrator and custodian under pooling and servicing agreements for the CGCMT 2015-GC35 and CGCMT 2016-P3 CMBS transactions.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as trustee and custodian under the pooling and servicing agreement for the CGCMT 2015-GC35 transaction.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan and the JW Marriott Santa Monica Le Merigot Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2015-GC35 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2015-GC35 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Empire Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2016-P3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2016-P3 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2016-P3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.4  Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Certificate Administrator (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 15, 2016 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.5 Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

 4.6  Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

 4.7  Co-Lender Agreement, dated as of November 17, 2015, by and between Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-1 Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2A Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2B Holder, and Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

 4.8  Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

 4.9  Co-Lender Agreement, dated as of December 23, 2015, by and between Société Générale, as Initial Note A-1 Holder, Société Générale, as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder, Société Générale, as Initial Note A-4 Holder, Société Générale, as Initial Note A-5 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

 4.10  Co-Lender Agreement, dated as of December 14, 2015, by and between Macquarie US Trading LLC d/b/a Principal Commercial Capital, as Initial Note A-1 Holder, Macquarie US Trading LLC d/b/a Principal Commercial Capital, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 C-III Asset Management LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Principal Global Investors, LLC, as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.1)
33.11 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.2)
33.12 Wilmington Trust, National Association, as Trustee of the Heritage Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.5)
33.15 Pentalpha Surveillance LLC, as Operating Advisor of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.1)
33.19 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.5)
33.23 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.8)
33.26 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
33.27 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 33.2)
33.28 Deutsche Bank Trust Company Americas, as Trustee of the Harbor Pointe Apartments Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
33.30 Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan
33.31 Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 33.23)
33.32 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.26)
33.33 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.2)
33.34 Deutsche Bank Trust Company Americas, as Trustee of the Anchorage Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
33.35 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.29)
33.36 Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.30)
33.37 Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.23)
33.38 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.26)
33.39 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.2)
33.40 Deutsche Bank Trust Company Americas, as Trustee of the JW Marriott Santa Monica Le Merigot Mortgage Loan (Omitted. See Explanatory Notes.)
33.41 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.29)
33.42 Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.30)
33.43 Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.23)
33.44 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.1)
33.45 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.2)
33.46 Wilmington Trust, National Association, as Trustee of the Empire Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.47 Citibank, N.A., as Certificate Administrator and Custodian of the Empire Mall Mortgage Loan (see Exhibit 33.29)
33.48 Park Bridge Lender Services LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 33.23)
33.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.7)
33.50 National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 C-III Asset Management LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Principal Global Investors, LLC, as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.1)
34.11 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.2)
34.12 Wilmington Trust, National Association, as Trustee of the Heritage Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.5)
34.15 Pentalpha Surveillance LLC, as Operating Advisor of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.1)
34.19 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.5)
34.23 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.8)
34.26 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
34.27 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 34.2)
34.28 Deutsche Bank Trust Company Americas, as Trustee of the Harbor Pointe Apartments Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
34.30 Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan
34.31 Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 34.23)
34.32 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.26)
34.33 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.2)
34.34 Deutsche Bank Trust Company Americas, as Trustee of the Anchorage Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
34.35 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.29)
34.36 Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.30)
34.37 Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.23)
34.38 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.26)
34.39 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.2)
34.40 Deutsche Bank Trust Company Americas, as Trustee of the JW Marriott Santa Monica Le Merigot Mortgage Loan (Omitted. See Explanatory Notes.)
34.41 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.29)
34.42 Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.30)
34.43 Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.23)
34.44 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.1)
34.45 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.2)
34.46 Wilmington Trust, National Association, as Trustee of the Empire Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.47 Citibank, N.A., as Certificate Administrator and Custodian of the Empire Mall Mortgage Loan (see Exhibit 34.29)
34.48 Park Bridge Lender Services LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 34.23)
34.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.7)
34.50 National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 C-III Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Principal Global Investors, LLC, as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.1)
35.6 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan
35.9 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
35.12 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan
35.13 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.11)
35.15 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.12)
35.16 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.13)
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.11)
35.18 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.12)
35.19 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.13)
35.20 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan
35.21 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan
35.22 Citibank, N.A., as Certificate Administrator of the Empire Mall Mortgage Loan

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

Date: March 23, 2017

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

4.4  Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Certificate Administrator (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 15, 2016 under Commission File No. 333-206677-01 and incorporated by reference herein).

4.5 Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

 4.6  Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

 4.7  Co-Lender Agreement, dated as of November 17, 2015, by and between Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-1 Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2A Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2B Holder, and Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

 4.8  Co-Lender Agreement, dated as of December 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

 4.9  Co-Lender Agreement, dated as of December 23, 2015, by and between Société Générale, as Initial Note A-1 Holder, Société Générale, as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder, Société Générale, as Initial Note A-4 Holder, Société Générale, as Initial Note A-5 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

 4.10  Co-Lender Agreement, dated as of December 14, 2015, by and between Macquarie US Trading LLC d/b/a Principal Commercial Capital, as Initial Note A-1 Holder, Macquarie US Trading LLC d/b/a Principal Commercial Capital, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 C-III Asset Management LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Principal Global Investors, LLC, as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.1)
33.11 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.2)
33.12 Wilmington Trust, National Association, as Trustee of the Heritage Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.5)
33.15 Pentalpha Surveillance LLC, as Operating Advisor of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.1)
33.19 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.5)
33.23 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.8)
33.26 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
33.27 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 33.2)
33.28 Deutsche Bank Trust Company Americas, as Trustee of the Harbor Pointe Apartments Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
33.30 Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan
33.31 Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 33.23)
33.32 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.26)
33.33 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.2)
33.34 Deutsche Bank Trust Company Americas, as Trustee of the Anchorage Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
33.35 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.29)
33.36 Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.30)
33.37 Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.23)
33.38 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.26)
33.39 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.2)
33.40 Deutsche Bank Trust Company Americas, as Trustee of the JW Marriott Santa Monica Le Merigot Mortgage Loan (Omitted. See Explanatory Notes.)
33.41 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.29)
33.42 Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.30)
33.43 Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.23)
33.44 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.1)
33.45 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.2)
33.46 Wilmington Trust, National Association, as Trustee of the Empire Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.47 Citibank, N.A., as Certificate Administrator and Custodian of the Empire Mall Mortgage Loan (see Exhibit 33.29)
33.48 Park Bridge Lender Services LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 33.23)
33.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.7)
33.50 National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 C-III Asset Management LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Principal Global Investors, LLC, as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.1)
34.11 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.2)
34.12 Wilmington Trust, National Association, as Trustee of the Heritage Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.5)
34.15 Pentalpha Surveillance LLC, as Operating Advisor of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.1)
34.19 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.5)
34.23 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.8)
34.26 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
34.27 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 34.2)
34.28 Deutsche Bank Trust Company Americas, as Trustee of the Harbor Pointe Apartments Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
34.30 Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan
34.31 Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 34.23)
34.32 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.26)
34.33 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.2)
34.34 Deutsche Bank Trust Company Americas, as Trustee of the Anchorage Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
34.35 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.29)
34.36 Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.30)
34.37 Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.23)
34.38 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.26)
34.39 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.2)
34.40 Deutsche Bank Trust Company Americas, as Trustee of the JW Marriott Santa Monica Le Merigot Mortgage Loan (Omitted. See Explanatory Notes.)
34.41 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.29)
34.42 Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.30)
34.43 Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.23)
34.44 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.1)
34.45 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.2)
34.46 Wilmington Trust, National Association, as Trustee of the Empire Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.47 Citibank, N.A., as Certificate Administrator and Custodian of the Empire Mall Mortgage Loan (see Exhibit 34.29)
34.48 Park Bridge Lender Services LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 34.23)
34.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.7)
34.50 National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 C-III Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Principal Global Investors, LLC, as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.1)
35.6 C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan
35.9 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Harbor Pointe Apartments Mortgage Loan
35.12 C-III Asset Management LLC, as Special Servicer of the Harbor Pointe Apartments Mortgage Loan
35.13 Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.11)
35.15 C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.12)
35.16 Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 35.13)
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.11)
35.18 C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.12)
35.19 Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.13)
35.20 Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan
35.21 C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan
35.22 Citibank, N.A., as Certificate Administrator of the Empire Mall Mortgage Loan

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