Form 10-K
period 2017-12-31
WELLS FARGO COMMERCIAL MORTGAGE TRUST 2015-P2
filed 2018-03-21
CIK 1659329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Harvey Building Products Portfolio Mortgage Loan and the Empire Mall Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the COMM 2015-LC23 Transaction and the pooling and servicing agreement for the CGCMT 2016-P3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Harvey Building Products Portfolio Mortgage Loan and the Empire Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Principal Real Estate Investors, LLC is the primary servicer) and the primary servicer of the Harvey Building Products Portfolio Mortgage Loan and the Empire Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by the certificate administrator under the Harbor Pointe Apartments Mortgage Loan, the Anchorage Marriott Downtown Mortgage Loan, the JW Marriott Santa Monica Le Merigot Mortgage Loan and the Empire Mall Mortgage Loan to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties. , and the following, with respect to Wells Fargo Bank, National Association as certificate administrator and as custodian, Deutsche Bank Trust Company Americas as trustee and as custodian and Citibank, N.A. as certificate administrator.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (“TIA”), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural  grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-event of default duty to terminate servicers. On March 27, 2017, DBNTC and DBTCA filed an answer to the amended complaint. On January 26, 2018, Plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. On January 17, 2018, Plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court  dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as trustee under the pooling and servicing agreement relating to the CGCMT 2015-GC35 transaction.

Citibank, N.A. (“Citibank”) is acting as certificate administrator of the CGCMT 2015-GC35 Transaction and the CGCMT 2016-P3 Transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York (“SDNY”) asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. As to the one remaining trust at issue, on April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for a failed financial institution, filed a civil action against Citibank in the SDNY. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal  order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as certificate administrator under the CGCMT 2015-GC35 pooling and servicing agreement and the CGCMT 2016-P3 pooling and servicing agreement relating to this transaction.

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

 4.7          Co-Lender Agreement, dated as of November 17, 2015, between Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-1 Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2A Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2B Holder, and Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

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

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Principal Real Estate Investors, LLC as successor to Principal Global Investors, LLC, as Primary Servicer

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

33.28       Deutsche Bank Trust Company Americas, as Trustee of the Harbor Pointe Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan

33.30       Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 33.23)

33.32       U.S. Bank National Association, as Servicing Function Participant of the Harbor Pointe Apartments Mortgage Loan

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.26)

33.34       C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.2)

33.35       Deutsche Bank Trust Company Americas, as Trustee of the Anchorage Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.29)

33.37       Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.30)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.23)

33.39       U.S. Bank National Association, as Servicing Function Participant of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.32)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.26)

33.41       C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.2)

33.42       Deutsche Bank Trust Company Americas, as Trustee of the JW Marriott Santa Monica Le Merigot Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.29)

33.44       Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.30)

33.45       Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.23)

33.46       U.S. Bank National Association, as Servicing Function Participant of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.32)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.1)

33.48       C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.2)

33.49       Wilmington Trust, National Association, as Trustee of the Empire Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Citibank, N.A., as Certificate Administrator and Custodian of the Empire Mall Mortgage Loan (see Exhibit 33.29)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 33.23)

33.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.7)

33.53       National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.8)

33.54       U.S. Bank National Association, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.32)

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

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Principal Real Estate Investors, LLC as successor to Principal Global Investors, LLC, as Primary Servicer

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

34.28       Deutsche Bank Trust Company Americas, as Trustee of the Harbor Pointe Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan

34.30       Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 34.23)

34.32       U.S. Bank National Association, as Servicing Function Participant of the Harbor Pointe Apartments Mortgage Loan

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.26)

34.34       C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.2)

34.35       Deutsche Bank Trust Company Americas, as Trustee of the Anchorage Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.29)

34.37       Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.30)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.23)

34.39       U.S. Bank National Association, as Servicing Function Participant of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.32)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.26)

34.41       C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.2)

34.42       Deutsche Bank Trust Company Americas, as Trustee of the JW Marriott Santa Monica Le Merigot Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.29)

34.44       Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.30)

34.45       Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.23)

34.46       U.S. Bank National Association, as Servicing Function Participant of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.32)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.1)

34.48       C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.2)

34.49       Wilmington Trust, National Association, as Trustee of the Empire Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Citibank, N.A., as Certificate Administrator and Custodian of the Empire Mall Mortgage Loan (see Exhibit 34.29)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 34.23)

34.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.7)

34.53       National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.8)

34.54       U.S. Bank National Association, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.32)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         C-III Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Principal Real Estate Investors, LLC as successor to Principal Global Investors, LLC, as Primary Servicer

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

35.6         C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan

35.9         LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 35.3)

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

35.18       C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.12)

35.19       Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.13)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan

35.21       C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan

35.22       Citibank, N.A., as Certificate Administrator of the Empire Mall Mortgage Loan (see Exhibit 35.13)

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

Date: March 21, 2018

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

 4.7          Co-Lender Agreement, dated as of November 17, 2015, between Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-1 Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2A Holder, Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-2B Holder, and Ladder Capital Finance III LLC – Series 98 - Harvey Portfolio, as Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 23, 2015 under Commission File No. 333-206677-01 and incorporated by reference herein).

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

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Principal Real Estate Investors, LLC as successor to Principal Global Investors, LLC, as Primary Servicer

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

33.28       Deutsche Bank Trust Company Americas, as Trustee of the Harbor Pointe Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan

33.30       Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 33.23)

33.32       U.S. Bank National Association, as Servicing Function Participant of the Harbor Pointe Apartments Mortgage Loan

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.26)

33.34       C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.2)

33.35       Deutsche Bank Trust Company Americas, as Trustee of the Anchorage Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.29)

33.37       Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.30)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.23)

33.39       U.S. Bank National Association, as Servicing Function Participant of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 33.32)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.26)

33.41       C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.2)

33.42       Deutsche Bank Trust Company Americas, as Trustee of the JW Marriott Santa Monica Le Merigot Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.29)

33.44       Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.30)

33.45       Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.23)

33.46       U.S. Bank National Association, as Servicing Function Participant of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 33.32)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.1)

33.48       C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 33.2)

33.49       Wilmington Trust, National Association, as Trustee of the Empire Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Citibank, N.A., as Certificate Administrator and Custodian of the Empire Mall Mortgage Loan (see Exhibit 33.29)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 33.23)

33.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.7)

33.53       National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.8)

33.54       U.S. Bank National Association, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 33.32)

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

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Principal Real Estate Investors, LLC as successor to Principal Global Investors, LLC, as Primary Servicer

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

34.28       Deutsche Bank Trust Company Americas, as Trustee of the Harbor Pointe Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Citibank, N.A., as Certificate Administrator of the Harbor Pointe Apartments Mortgage Loan

34.30       Deutsche Bank Trust Company Americas, as Custodian of the Harbor Pointe Apartments Mortgage Loan

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Harbor Pointe Apartments Mortgage Loan (see Exhibit 34.23)

34.32       U.S. Bank National Association, as Servicing Function Participant of the Harbor Pointe Apartments Mortgage Loan

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.26)

34.34       C-III Asset Management LLC, as Special Servicer of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.2)

34.35       Deutsche Bank Trust Company Americas, as Trustee of the Anchorage Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Citibank, N.A., as Certificate Administrator of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.29)

34.37       Deutsche Bank Trust Company Americas, as Custodian of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.30)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.23)

34.39       U.S. Bank National Association, as Servicing Function Participant of the Anchorage Marriott Downtown Mortgage Loan (see Exhibit 34.32)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.26)

34.41       C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.2)

34.42       Deutsche Bank Trust Company Americas, as Trustee of the JW Marriott Santa Monica Le Merigot Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.29)

34.44       Deutsche Bank Trust Company Americas, as Custodian of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.30)

34.45       Park Bridge Lender Services LLC, as Operating Advisor of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.23)

34.46       U.S. Bank National Association, as Servicing Function Participant of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 34.32)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.1)

34.48       C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (see Exhibit 34.2)

34.49       Wilmington Trust, National Association, as Trustee of the Empire Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Citibank, N.A., as Certificate Administrator and Custodian of the Empire Mall Mortgage Loan (see Exhibit 34.29)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the Empire Mall Mortgage Loan (see Exhibit 34.23)

34.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.7)

34.53       National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.8)

34.54       U.S. Bank National Association, as Servicing Function Participant of the Empire Mall Mortgage Loan (see Exhibit 34.32)

35            Servicer compliance statements

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         C-III Asset Management LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Principal Real Estate Investors, LLC as successor to Principal Global Investors, LLC, as Primary Servicer

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

35.6         C-III Asset Management LLC, as Special Servicer of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Heritage Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan

35.9         LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 35.3)

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

35.18       C-III Asset Management LLC, as Special Servicer of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.12)

35.19       Citibank, N.A., as Certificate Administrator of the JW Marriott Santa Monica Le Merigot Mortgage Loan (see Exhibit 35.13)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan

35.21       C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan

35.22       Citibank, N.A., as Certificate Administrator of the Empire Mall Mortgage Loan (see Exhibit 35.13)

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